Form 10-Q
period 2017-09-30
Rose Grove Acquisition Corp
filed 2017-11-20
CIK 1709525

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2017

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number           000-55813

                        ROSE GROVE ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             82-1859109
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                        9454 Wilshire Blvd. #612
                        Beverly Hills, CA 90212
          (Address of principal executive offices)  (zip code)

                              310-888-1870
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 14, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2017
(unaudited)                                                         2

Statement of Operations for the period from May 17,
2017 (inception) to September 30, 2017 (unaudited)                   3

Statement of Cash Flows for the period from May 17,
2017 (inception) to September 30, 2017 (unaudited)                   4

Notes to  Financial Statements (unaudited)                         5-8

______________________________________________________________________

                ROSE GROVE ACQUISITION CORPORATION
                           BALANCE SHEET

                    ASSETS
                                                      September 30,
                                                           2017
                                                       ------------
                                                        (Unaudited)
        Current assets
     Cash                                               $        -
                                                        ------------
        Total assets                                    $        -
                                                        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                              $     1,250
                                                         ------------
           Total liabilities                                  1,250
                                                         ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       September 30, 2017                                       -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at September 30, 2017                     2,000

       Additional paid-in capital                              312
       Accumulated deficit                                  (3,562)
                                                        ------------
          Total stockholders' deficit                       (1,250)
                                                        ------------
          Total liabilities and
             stockholders' deficit                      $        -
                                                        ============

The accompanying notes are an integral part of these unaudited financial statements.

______________________________________________________________________

                     ROSE GROVE ACQUISITION CORPORATION
                          STATEMENT OF OPERATIONS
				 (UNAUDITED)
        	     			                For the period from
					                May 17, 2017 (Inception)
						        to September 30, 2017
                                                        -------------------
    Revenue                                             $            -
    Cost of revenues                                                 -
                                                        -------------------
    Gross profit                                                     -
                                                         -------------------
    Operating expenses                                             3,562
                                                         -------------------
    Loss before income taxes                                      (3,562)

    Income tax expense                                               -
                                                          ------------------
    Net loss                                              $       (3,562)
                                                           ==================
    Loss per share - basic and diluted                    $        (0.00)
                                                           ==================
    Weighted average shares -                                  20,000,000
         basic and diluted                                 ==================


   The accompanying notes are an integral part of these unaudited financial statements.

                                       3
______________________________________________________________________

                        ROSE GROVE ACQUISITION CORPORATION
                             STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the period from
							 May 17, 2017 (Inception)
                                                         to September 30, 2017
                                                         -------------------
OPERATING ACTIVITIES

   Net loss                                               $       (3,562)

     Expenses paid by stockholder and contributed
            as capital                                               312
     Common stock issued for services                              2,000

   Changes in Operating Assets and Liabilities:

      Accrued liability                                            1,250
                                                          ----------------
       Net cash (used in) operating activities                        -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
                                                           ----------------

   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
                                                           ===============

  The accompanying notes are an integral part of these unaudited financial statements.

______________________________________________________________________

                 ROSE GROVE ACQUISITION CORPORATION
               Notes to Unaudited Financial Statements
NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Rose Grove Acquisition Corporation ("Rose Grove" or "the Company") was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Rose Grove. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development
Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company chose December 31 as its fiscal year end.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017.

______________________________________________________________________

                 ROSE GROVE ACQUISITION CORPORATION
                    Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $3,562 during the period ended September 30, 2017. The Company had a working capital deficit of $1,250 and an accumulated deficit of $3,562 as of September 30, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                 ROSE GROVE ACQUISITION CORPORATION
                    Notes to Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;
(3) Contingent Consideration Payments Made after a Business Combination;
(4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;
(6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company's financial statements would be insignificant.


Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4     ACCRUED LIABILITIES

As of September 30, 2017 the Company had accrued professional fees of $1,250.

NOTE 5   STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, or a total of $2,000. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.
As of September 30, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6

	Management has evaluated subsequent events through November
14, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events".

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Rose Grove Acquisition Corporation (the "Company") was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Company's operations to the date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on July 7, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

   The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     As of September 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $3,562 and an accumulated deficit of $3,562 for the period from May 17, 2017 (Inception) to September 30, 2017.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.

     Tiber Creek is in discussions with many clients some of which may elect to use a change in control of a Form 10 reporting company to effect reincorporation in Delaware. Although no such discussions directly address the Company, the Company may used for such a change in control. When, and if, such change in control is effected, the Company will file a Form 8-K announcing it.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the Company's current officers and directors, were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC.

	Management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction. Management disagrees strongly with any such assessment if it were to be so determined.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       Since May 17, 2017 (Inception), the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

     On May 17, 2017, the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ROSE GROVE ACQUISITION CORPORATION


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   November 20, 2017