Form 10-Q
period 2018-06-30
American Blockchain Biochar Corp
filed 2018-08-21
CIK 1709525

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2018

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

                    14500 Roscoe Boulevard, Suite 203
                      Panorama City, California 91402
          (Address of principal executive offices)  (zip code)

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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
				  Emerging growth company    X
   (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 16, 2018

Common Stock, par value $0.0001               5,500,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statements of Operations for the Three Months and Six
Months Ended June 30, 2018 and for the period from May 17, 2017
(Inception) to June 30, 2017 (unaudited)                             3

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2018 and for the period from May 17, 2017
(Inception) to June 30, 2017 (unaudited)                             4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

            AMERICAN BLOCKCHAIN BIOCHAR CORPORATION
         (formerly Rose Grove Acquisition Corporation)
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      1,500	      $     2,000
                                            ------------      ------------
           Total liabilities                      1,500	            2,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       5,500,000 shares and 20,000,000
       shares issued and outstanding at
       June 30, 2018 and
       December 31, 2017, respectively              550             2,000

       Additional paid-in capital                 4,956		      312

       Subscription receivable                     (500)               -

       Accumulated deficit                       (6,506)           (4,312)
                                            ------------      ------------
          Total stockholders' deficit            (1,500)           (2,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________
            AMERICAN BLOCKCHAIN BIOCHAR CORPORATION
         (formerly Rose Grove Acquisition Corporation)
                 CONDENSED STATEMENTS OF OPERATIONS

                                                               For the period
        	                For the three    For the six   from May 17, 2017
                                months ended    months ended   (Inception) to
	                        June 30, 2018   June 30, 2018  June 30, 2017
                                -------------   -------------- ---------------
    Revenue                      $        -     $         -	      -
    Cost of revenues                      -               -           -
                                -------------   -------------   -------------
    Gross profit                          -               -           -
                                -------------   -------------   -------------
    Operating expenses                 1,544           2,194        3,312
                                -------------   -------------   -------------
    Loss before income taxes          (1,544)         (2,194)      (3,312)
    Income tax expense                                    -           -
                                 ------------   -------------   -------------
    Net loss                     $    (1,544)   $     (2,194)      (3,312)
                                 ============   =============   ============
    Loss per share -
        basic and diluted        $     (0.00)   $      (0.00)    $  (0.00)
                                 ============   =============   ============
    Weighted average shares -      6,879,121      13,403,315     20,000,000
         basic and diluted       ============    ============   ============

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                        AMERICAN BLOCKCHAIN BIOCHAR CORPORATION
                    (formerly Rose Grove Acquisition Corporation)
                           CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           For the period
        	     	                 For the Six       from May 17, 2017
                                         Months Ended      (Inception) to
                                         June 30, 2018     June 30, 2017
                                         --------------    ---------------
OPERATING ACTIVITIES
   Net loss                              $    (2,194)        $   (3,312)

   Non-cash adjustments to reconcile
     net loss to net cash:
     Expenses paid for by stockholder         2,694                312
     and contributed as capital

   Common stock issued for services              -                2,000

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                        (500)            1,000
                                        ---------------      -------------
       Net cash provided by (used in)
         operating activities                      -                -
                                        --------------       -------------
   Net increase in cash                            -                -
   Cash, beginning of period                       -                -
                                        --------------      -------------
     Cash, end of period                $          -        $        -
                                        ==============      =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -        $        -
                                        ==============      =============
     Interest                           $          -        $        -
                                        ==============      =============
   Supplemental disclosure of non-
     cash investing and financing
     activities:
       Redemption of common shares
         in connection with change
         of control                     $       1,950      $         -
                                       ==============      ==============
        Common stock subscription
            receivable                  $         500      $         -
                                        ==============     ==============
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

In April 2018, the Company filed a Form 8-K announcing the change in its name to American Blockchain Biochar Corporation.

      On April 9, 2018 the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

      Mahesh Talwar was named Chief Executive Officer and a director of the Company.

      Ajay Keshap was named Chief Business Officer and a director of the Company.

     On April 10, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control to:

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                      AMERICAN BLOCKCHAIN BIOCHAR CORPORATION
                  (formerly Rose Grove Acquisition Corporation)
                Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,544 and $2,194for the three months and six months ended June 30, 2018. The Company had a working capital deficit of $1,500 and an accumulated deficit of $6,506 as of June 30, 2018 and a working captial deficit of $2,000 and an accumulated deficit of $4,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $1,500 and $2,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 5,500,000 shares of common stock and no preferred stock were issued and outstanding.

  On April 9, 2018,the Company effected a change of its control.
The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

  On April 10, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control
to:
		Mahesh Talwar		2,500,000
		Ajay Keshap		2,500,000

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 16, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

    Since inception the Companys operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control.

   Prior to the change in control, the Company had no operations nor does it engage in any business activities generating revenues.

    Pursuant to the change in control, the Company intends to develop its business plan with the acquisition of the the Karr Group of Companies, a California LLC. The Company anticipates that it will effect its acquisition of the Karr Group of Companies possibly concurrently with the filing of this Report. Although the documentation for such acquisition has not been finally executed or effected, the transaction anticipates that the Company will issue up to 19,773,871 shaers of its common stock in exchange for all the membership interests of the Karr Group of Companies. It is anticipated that the Karr Group of Companies will become a wholly subsidiary of the Company.

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

     As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $2,194 and an accumulated deficit of $6,506 for the six months ended and as of June 30, 2018, respectively.

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

     On April 10, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control to:
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

     In the present case of the Company consisted of the president and chief business officer. As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company was in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer at that time believes that the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was directly involved in the day-to-day operations of the Company. Since the change in control, management consists of two officers who also are the two directors who are in control of the day-to-day operations of the Company and its financial reporting.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The internal control continues to be controlled by a very small management group i.e. two officers.

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

On April 10, 2018, the Company issued the following shares of common stock at par:

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

		            By:  /s/ Ajay Keshap
				  Chief Business Officer
Dated: August 20, 2018